Form 10-K
Mercedes-Benz Auto Receivables Trust 2015-1
filed 2016-03-29
CIK 1646798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the transition period from _________ to _________
Commission File Number of Issuing Entity: 333-181985-04
Commission File Number of Depositor: 333-181985
              Mercedes-Benz Auto Receivables Trust 2015-1
(Exact name of Issuing Entity as specified in its charter)
Central Index Key number of the sponsor: 0001646798
           Daimler Retail Receivables LLC
(Exact name of Depositor as specified in its charter)
Central Index Key number of the sponsor: 0001463814
               Mercedes-Benz Financial Services USA LLC
(Exact name of Sponsor as specified in its charter)
Central Index Key number of the sponsor: 0001540252
State of Delaware
80-0786663
(State or Other Jurisdiction of Incorporation of issuing entity)
(I.R.S. Employer Identification No.)
36455 Corporate Drive, Farmington Hills, Michigan
48331
(Address of Principal Executive Offices of issuing entity)
(Zip Code)
(248) 991-6632
(Telephone number, including area code, of issuing entity)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒
No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes
☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☒
Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980). None

PART I
Item 1B.
Unresolved Staff Comments.
Nothing to report.
The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:
Item 1.
Business.
Item 1A.
Risk Factors.
Item 2.
Properties.
Item 3.
Legal Proceedings.
Item 4.
Mine Safety Disclosures.
PART II
Item 9B.
Other Information.
Nothing to report.
The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:
Item 5.
Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6.
Selected Financial Data.
Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.
Item 8.
Financial Statements and Supplementary Data.
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.
Controls and Procedures.
PART III
The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:
Item 10.
Directors, Executive Officers and Corporate Governance.
Item 11.
Executive Compensation.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.
Certain Relationships and Related Transactions, and Director Independence.
Item 14.
Principal Accountant Fees and Services.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS
BEING PROVIDED IN THIS REPORT ON FORM 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets – Financial Information.
Nothing to report.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives
Instruments – Financial Information.
Nothing to report.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments – Financial Information.
Nothing to report.
Item 1117 of Regulation AB. Legal Proceedings.
There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the Sponsor, the Depositor, U.S. Bank National Association (the "Indenture Trustee"),
Wilmington Trust, National Association (the "Owner Trustee"), the Issuing Entity, or any property thereof, that are material to holders of the Asset Backed Notes issued by the Issuing Entity (the "Notes"), except to the extent set forth below with respect to the Indenture Trustee.
The Indenture Trustee has provided the information contained in the following three paragraphs for purposes of compliance with Regulation AB:
Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against
U.S. Bank National Association ("U.S. Bank"), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank,
Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.
Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being:
BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y.
Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case
BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some
of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.
U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
The Depositor is an affiliate of Mercedes-Benz Financial Services USA LLC ("MBFS"), which acts as
Sponsor, Servicer and Administrator, in that MBFS is the sole equity member of the Depositor.
The Sponsor acted as originator (as contemplated by Item 1110 of Regulation AB) of the receivables owned by the Issuing Entity and services the receivables. The Sponsor is the sole equity member of the Depositor.
The Issuing Entity issued the Mercedes-Benz Auto Receivables Trust 2015-1 asset backed certificates to the
Depositor and through this issuance, the Depositor has acquired a 100% ownership interest in the Issuing Entity;
therefore, the Issuing Entity is an affiliated party of the Depositor and, indirectly, of the Sponsor.
There are no significant obligors, external enhancement or support providers, or other material parties related to the Notes.
In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm's length transaction with an unrelated party, apart from this asset-backed securities transaction involving the issuance of the Notes by the
Issuing Entity, between the Sponsor, the Depositor or the Issuing Entity and any of the parties, or affiliates of such parties, mentioned in this Item.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of the Sponsor, in its capacity as Servicer, and the Indenture Trustee (together with the Sponsor in its capacity as Servicer, each, a "Servicing Participant") has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each
Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a "Report on Assessment") as of December 31, 2015 and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each
Servicing Participant has provided an attestation report (each, an "Attestation Report") by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. The Report on Assessment prepared by the Indenture Trustee and the Attestation
Report provided by the Indenture Trustee did not identify any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee. The Report on Assessment prepared by the Servicer and the Attestation
Report provided by the Servicer identified one material instance of noncompliance with the servicing criteria applicable to the Servicer. In regard to one account, the Servicer did not send a post-repo notice within two days of repossession of the vehicle. The account in question was not part of the assets backing the Notes. This particular account was misrouted internally by the Servicer. The responsible employee was coached and the relevant policy was clarified.
Item 1123 of Regulation AB. Servicing Compliance Statement.
The Servicer has completed a statement of compliance with its obligations under the applicable servicing agreement (a "Compliance Statement") signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this report on Form 10-K.
PART IV
Item 15.
Exhibits and Financial Statement Schedules.
(a)
The following documents are filed as part of this report
(1)
Not applicable.
(2)
Not applicable.

(3)
See Item 15(b) below.
(b)
Exhibits Required by Item 601 of Regulation S-K
Exhibit
Number
Description
1.1
Underwriting Agreement, dated July 15, 2015, among Daimler Retail Receivables LLC, Mercedes-
Benz Financial Services USA LLC and Mitsubishi UFJ Securities (USA), Inc., Merrill Lynch,
Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as
filed with the SEC on July 20, 2015, which is incorporated herein by reference).
3.1
Articles of Organization of Daimler Retail Receivables LLC (included in Exhibit 3.1 to the
Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).
3.2
Operating Agreement of Daimler Retail Receivables LLC (included in Exhibit 3.2 to the
Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).
4.1
Amended and Restated Trust Agreement, dated as of July 1, 2015, between Daimler Retail
Receivables LLC, as depositor, and Wilmington Trust, National Association, as owner trustee
(included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20,
2015, which is incorporated herein by reference).
4.2
Indenture, dated as of July 1, 2015, between the Issuing Entity and U.S. Bank National Association,
as indenture trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the
SEC on July 20, 2015, which is incorporated herein by reference).
10.1
Sale and Servicing Agreement, dated as of July 1, 2015, among the Issuing Entity, Daimler Retail
Receivables LLC, and Mercedes-Benz Financial Services USA LLC, as seller and as servicer
(included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20,
2015, which is incorporated herein by reference).
10.2
Administration Agreement, dated as of July 1, 2015, among the Issuing Entity, Daimler Retail
Receivables LLC, Mercedes-Benz Financial Services USA LLC and U.S. Bank National
Association, as indenture trustee (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as
filed with the SEC on July 20, 2015, which is incorporated herein by reference).
10.3
Receivables Purchase Agreement, dated as of July 1, 2015, between Mercedes-Benz Financial
Services USA LLC and Daimler Retail Receivables LLC (included in Exhibit 10.3 to the Form 8 K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).
31.1
Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-
14(d)/15d-14(d)
(Section 302 Certification).
33.1
Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services
USA LLC, as Servicer.
33.2
Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, as
Indenture Trustee.
34.1
Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.
34.2
Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.
35.1
Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.
(c) Not applicable.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT.
No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to any security holders or is presently anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mercedes-Benz Auto Receivables Trust 2015-1
(Issuing Entity)
By: Mercedes-Benz Financial Services USA LLC
(Servicer)
By: /s/ Brian T. Stevens
Name: Brian T. Stevens
Title: Vice President and Controller (senior officer
in charge of the servicing function for the Servicer)
Dated: March 22, 2016

EXHIBIT INDEX
Exhibit
Number
Description
1.1
Underwriting Agreement, dated July 15, 2015, among Daimler Retail Receivables LLC, Mercedes-
Benz Financial Services USA LLC and Mitsubishi UFJ Securities (USA), Inc., Merrill Lynch,
Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as
filed with the SEC on July 20, 2015, which is incorporated herein by reference).
3.1
Articles of Organization of Daimler Retail Receivables LLC (included in Exhibit 3.1 to the
Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).
3.2
Operating Agreement of Daimler Retail Receivables LLC (included in Exhibit 3.2 to the
Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).
4.1
Amended and Restated Trust Agreement, dated as of July 1, 2015, between Daimler Retail
Receivables LLC, as Depositor, and Wilmington Trust, National Association, as owner trustee
(included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20,
2015, which is incorporated herein by reference).
4.2
Indenture, dated as of July 1, 2015, between the Issuing Entity and U.S. Bank National Association,
as indenture trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the
SEC on July 20, 2015, which is incorporated herein by reference).
10.1
Sale and Servicing Agreement, dated as of July 1, 2015, among the Issuing Entity, Daimler Retail
Receivables LLC, and Mercedes-Benz Financial Services USA LLC, as seller and as servicer
(included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20,
2015, which is incorporated herein by reference).
10.2
Administration Agreement, dated as of July 1, 2015, among the Issuing Entity, Daimler Retail
Receivables LLC, Mercedes-Benz Financial Services USA LLC and U.S. Bank National
Association, as indenture trustee (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as
filed with the SEC on July 20, 2015, which is incorporated herein by reference).
10.3
Receivables Purchase Agreement, dated as of July 1, 2015, between Mercedes-Benz Financial
Services USA LLC and Daimler Retail Receivables LLC (included in Exhibit 10.3 to the Form 8 K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).
31.1
Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-
14(d)/15d-14(d)
(Section 302 Certification).
33.1
Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services
USA LLC, as Servicer.
33.2
Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, as
Indenture Trustee.
34.1
Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.
34.2
Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.
35.1
Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.