Form 10-K
period 2016-12-31
Mercedes-Benz Auto Receivables Trust 2015-1
filed 2017-03-31
CIK 1646798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable

DOCUMENTS INCORPORATED BY REFERENCE

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

PART I

Item 1B.	Unresolved Staff Comments.

Nothing to report.

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 4.	Mine Safety Disclosures.

PART II

Item 9B.	Other Information.

Nothing to report.

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

PART III

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

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

The U.S. Securities and Exchange Commission (the "Commission") has requested information regarding potential violations of securities laws, in connection with issuances of asset-backed securities sponsored by the Sponsor, as a result of nondisclosure of certain Mercedes-Benz diesel vehicles' alleged noncompliance with emission standards. In January 2017, the Commission informed the Sponsor that it had issued a formal order of investigation; the investigation is ongoing. The Sponsor is cooperating with the Commission.

The Indenture Trustee has provided the information contained in the following three paragraphs for purposes of compliance with Regulation AB:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

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

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of the Sponsor, in its capacity as Servicer, and the Indenture Trustee (together with the Sponsor in its capacity as Servicer, each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2016 and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. The Report on Assessment prepared by the Indenture Trustee and the Attestation Report provided by the Indenture Trustee did not identify any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee. The Report on Assessment prepared by the Servicer and the Attestation Report provided by the Servicer identified one material instance of noncompliance with the servicing criteria applicable to the Servicer. In regard to one account, the Servicer did not send a notice of sale within two days of repossession of the vehicle. The account in question was not part of the assets backing the Notes. A notice of sale was not sent in regard to this account in error. MBFS will implement an assessment process relating to its procedures for accounts in repossession so that a check will be in place for determining that the notices of sale are timely sent. MBFS will also implement a daily reporting function to confirm compliance with the time requirement for the notices of sale.

Item 1123 of Regulation AB. Servicing Compliance Statement.

The Servicer has completed a statement of compliance with its obligations under the applicable servicing agreement (a “Compliance Statement”) signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report

(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
1.1	Underwriting Agreement, dated July 15, 2015, among Daimler Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC and Mitsubishi UFJ Securities (USA), Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

3.1	Articles of Organization of Daimler Retail Receivables LLC (included in Exhibit 3.1 to the Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).

3.2	Operating Agreement of Daimler Retail Receivables LLC (included in Exhibit 3.2 to the Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).

4.1	Amended and Restated Trust Agreement, dated as of July 1, 2015, between Daimler Retail Receivables LLC, as depositor, and Wilmington Trust, National Association, as owner trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

4.2	Indenture, dated as of July 1, 2015, between the Issuing Entity and U.S. Bank National Association, as indenture trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of July 1, 2015, among the Issuing Entity, Daimler Retail Receivables LLC, and Mercedes-Benz Financial Services USA LLC, as seller and as servicer (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

10.2	Administration Agreement, dated as of July 1, 2015, among the Issuing Entity, Daimler Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC and U.S. Bank National Association, as indenture trustee (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

10.3	Receivables Purchase Agreement, dated as of July 1, 2015, between Mercedes-Benz Financial Services USA LLC and Daimler Retail Receivables LLC (included in Exhibit 10.3 to the Form 8 K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.

33.2	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, as Indenture Trustee.

34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.

Exhibit Number	Description
35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.

(c)	Not applicable.

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
Name: Brian T. Stevens
Title: Vice President and Controller (senior officer in charge of the servicing function for the Servicer)

Dated: March 20, 2017

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement, dated July 15, 2015, among Daimler Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC and Mitsubishi UFJ Securities (USA), Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

3.1	Articles of Organization of Daimler Retail Receivables LLC (included in Exhibit 3.1 to the Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).

3.2	Operating Agreement of Daimler Retail Receivables LLC (included in Exhibit 3.2 to the Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).

4.1	Amended and Restated Trust Agreement, dated as of July 1, 2015, between Daimler Retail Receivables LLC, as Depositor, and Wilmington Trust, National Association, as owner trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

4.2	Indenture, dated as of July 1, 2015, between the Issuing Entity and U.S. Bank National Association, as indenture trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of July 1, 2015, among the Issuing Entity, Daimler Retail Receivables LLC, and Mercedes-Benz Financial Services USA LLC, as seller and as servicer (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

10.2	Administration Agreement, dated as of July 1, 2015, among the Issuing Entity, Daimler Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC and U.S. Bank National Association, as indenture trustee (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

10.3	Receivables Purchase Agreement, dated as of July 1, 2015, between Mercedes-Benz Financial Services USA LLC and Daimler Retail Receivables LLC (included in Exhibit 10.3 to the Form 8 K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.

33.2	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, as Indenture Trustee.

34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.

35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.