Form 10-K
period 2018-12-31
Mercedes-Benz Auto Receivables Trust 2015-1
filed 2019-03-28
CIK 1646798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

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

PART I

Item 1B.	Unresolved Staff Comments.

Nothing to report.

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

PART II

Item 9B.	Other Information.

Nothing to report.

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 5.	Selected Financial Data.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 7.	Financial Statements and Supplementary Data.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 8A.	Controls and Procedures.

PART III

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 9.	Directors, Executive Officers and Corporate Governance.

Item 10.	Executive Compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Item 13.	Principal Accountant Fees and Services.

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

The U.S. Securities and Exchange Commission (the “Commission”) has requested information regarding potential violations of securities laws, including in connection with issuances of asset-backed securities sponsored by the Sponsor, as a result of nondisclosure of certain Mercedes-Benz diesel vehicles’ alleged noncompliance with emission standards. In January 2017, the Commission informed the Sponsor that it had issued a formal order of investigation; the investigation is ongoing. The Sponsor continues to fully cooperate with the Commission.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above. Previously, U.S. Bank disclosed that the most substantial cases were: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and a companion class action case involving additional trusts (collectively, the “BlackRock cases”). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of the Sponsor, in its capacity as Servicer, and the Indenture Trustee (together with the Sponsor in its capacity as Servicer, each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2018 and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. The Report on Assessment prepared by the Indenture Trustee and the Attestation Report provided by the Indenture Trustee did not identify any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee. The Report on Assessment prepared by the Servicer and the Attestation Report provided by the Servicer did not identify any material instance of noncompliance with the servicing criteria applicable to the Servicer.

Item 1123 of Regulation AB. Servicing Compliance Statement.

The Servicer has completed a statement of compliance with its obligations under the applicable servicing agreement (a “Compliance Statement”) signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this report on Form 10-K.

PART IV

Item 14.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report

	(1)	Not applicable.

	(2)	Not applicable.

	(3)	See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
1.1	Underwriting Agreement, dated July 15, 2015, among Daimler Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC and Mitsubishi UFJ Securities (USA), Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

3.1	Articles of Organization of Daimler Retail Receivables LLC (included in Exhibit 3.1 to the Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).

3.2	Operating Agreement of Daimler Retail Receivables LLC (included in Exhibit 3.2 to the Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).

4.1	Amended and Restated Trust Agreement, dated as of July 1, 2015, between Daimler Retail Receivables LLC, as depositor, and Wilmington Trust, National Association, as owner trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

4.2	Indenture, dated as of July 1, 2015, between the Issuing Entity and U.S. Bank National Association, as indenture trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of July 1, 2015, among the Issuing Entity, Daimler Retail Receivables LLC, and Mercedes-Benz Financial Services USA LLC, as seller and as servicer (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

10.2	Administration Agreement, dated as of July 1, 2015, among the Issuing Entity, Daimler Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC and U.S. Bank National Association, as indenture trustee (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

10.3	Receivables Purchase Agreement, dated as of July 1, 2015, between Mercedes-Benz Financial Services USA LLC and Daimler Retail Receivables LLC (included in Exhibit 10.3 to the Form 8 K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).

Exhibit Number	Description
33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.

33.2	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, as Indenture Trustee.

34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.

35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.

(c)	Not applicable.

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
Name: Brian T. Stevens
Title: Vice President and Controller (senior officer in
charge of the servicing function for the Servicer)

Dated: March 25, 2019

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement, dated July 15, 2015, among Daimler Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC and Mitsubishi UFJ Securities (USA), Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

3.1	Articles of Organization of Daimler Retail Receivables LLC (included in Exhibit 3.1 to the Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).

3.2	Operating Agreement of Daimler Retail Receivables LLC (included in Exhibit 3.2 to the Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).

4.1	Amended and Restated Trust Agreement, dated as of July 1, 2015, between Daimler Retail Receivables LLC, as Depositor, and Wilmington Trust, National Association, as owner trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

4.2	Indenture, dated as of July 1, 2015, between the Issuing Entity and U.S. Bank National Association, as indenture trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of July 1, 2015, among the Issuing Entity, Daimler Retail Receivables LLC, and Mercedes-Benz Financial Services USA LLC, as seller and as servicer (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

10.2	Administration Agreement, dated as of July 1, 2015, among the Issuing Entity, Daimler Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC and U.S. Bank National Association, as indenture trustee (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

10.3	Receivables Purchase Agreement, dated as of July 1, 2015, between Mercedes-Benz Financial Services USA LLC and Daimler Retail Receivables LLC (included in Exhibit 10.3 to the Form 8 K of the Issuing Entity, as filed with the SEC on July 20, 2015, which is incorporated herein by reference).

31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.

33.2	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, as Indenture Trustee.

Exhibit Number	Description
34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.

35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.